Form 10-Q/A
period 2012-09-30
Neptune Acquisition Corp.
filed 2012-11-07
CIK 1522121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The Company is filing this Amendment on Form 10-Q/A to the Company's quarterly report on Form 10-Q for the period ended September 30, 2012 filed with the Securities and Exchange Commission on the 7th day of November, 2012, to correct Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company's Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Schema

101.CAL - XBRL Taxonomy Calculation Linkbase

101.DEF - XBRL Taxonomy Definition Linkbase

101.LAB - XBRL Taxonomy Label Linkbase

101.PRE - XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the original filing date, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q. Pursuant to Rule 406T of Regulation S-T, the interactive data filed attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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